Form 10-Q
period 2000-06-30
NOGATECH INC
filed 2000-08-14
CIK 1005938

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

     For the transition period from __________________to__________________.

                       Commission file number __________.

                                 NOGATECH, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                        77-0525268
(State of Incorporation)                 (I.R.S. Employer Identification No.)

                 5201 GREAT AMERICA PARKWAY
                  SANTA CLARA, CALIFORNIA                 95054
         (Address of Principal Executive Offices)       (Zip Code)

      Registrant's Telephone Number, Including Area Code: (408) 562-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:   Yes  X    No
                                                    -----    -----
Indicate the number of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                               Outstanding at July 31, 2000
-------------------                               ----------------------------
Common Stock, par value $0.001 per share                    15,094,671

                                 NOGATECH, INC.

                                      INDEX

                                                                                                     PAGE NUMBER
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................................................  3

         Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999................  3

         Condensed Consolidated Statements of Operations for the Three Months
         Ended June 30, 2000 and 1999 and for the Six Months Ended June 30, 2000
         and 1999.......................................................................................  4

         Condensed Consolidated Statements of Changes in Stockholders' Equity
         for the Three Months Ended June 30, 2000 and 1999 and for the Six
         Months Ended June 30, 2000 and 1999............................................................  5

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2000 and 1999.........................................................................  7

         Notes to Condensed Consolidated Financial Statements, June 30, 2000............................  8


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................... 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................... 20


PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................. 21

Item 2.  Changes in Securities and Use of Proceeds...................................................... 21

Item 3.  Defaults upon Senior Securities................................................................ 21

Item 4.  Submission of Matters to a vote of Security Holders............................................ 21

Item 5.  Other Information.............................................................................. 21

Item 6.  Exhibits and Reports on Form 8-K............................................................... 21

SIGNATURES.............................................................................................. 22


PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 NOGATECH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                    JUNE 30,                     DECEMBER 31,
                                                                      2000                          1999
                                                                -----------------            ------------------
                                                                  (UNAUDITED)
            ASSETS
            CURRENT ASSETS

            Cash and cash equivalents                                   $ 46,521                       $ 2,475

            Trade accounts receivable                                      2,132                         1,019

            Inventories                                                    1,805                         2,109

            Other current assets                                             425                           366
                                                                -----------------            ------------------
               Total current assets                                       50,883                         5,969

            Fixed assets                                                     422                           352

            Other assets                                                     292                           256
                                                                -----------------            ------------------
                                                                        $ 51,597                       $ 6,577
                                                                =================            ==================

            LIABILITIES AND STOCKHOLDERS' EQUITY
            CURRENT LIABILITIES

            Trade accounts payable                                       $ 1,693                       $ 1,967

            Other accounts payable                                           983                           891
                                                                -----------------            ------------------
               Total current liabilities                                   2,676                         2,858

            Employee rights upon retirement                                  462                           362

            Series A redeemable convertible preferred stock,
             at redemption value                                               -                         8,243

            STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

            Common stock                                                      16                             1

            Additional paid-in capital                                    63,719                         6,157

            Note receivable from a stockholder                                 -                           (57)

            Deferred compensation                                           (193)                         (392)

            Accumulated deficit                                          (15,083)                      (10,595)
                                                                -----------------            ------------------
               Total stockholders' equity (capital deficiency)            48,459                        (4,886)
                                                                -----------------            ------------------
                                                                        $ 51,597                       $ 6,577
                                                                =================            ==================

         See accompanying Notes to Condensed Consolidated Financial Statements

                                 NOGATECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                             2000            1999            2000           1999
                                       ---------------  -------------- -------------- ---------------
Sales                                         $ 3,043         $ 1,953        $ 5,988         $ 2,823
Cost of sales                                   1,746           1,167          3,407           1,685
                                       ---------------  -------------- -------------- ---------------
Gross profit                                    1,297             786          2,581           1,138

OPERATING EXPENSES:

Research and development                          637             520          1,322           1,108

Sales and marketing                               375             511            665             894

General and administrative                        386             183            590             378
                                       ---------------  -------------- -------------- ---------------
Total operating expenses                        1,398           1,214          2,577           2,380

Operating income (loss)                          (101)           (428)             4          (1,242)

Other income, net                                 342               9            330               6
                                       ---------------  -------------- -------------- ---------------
Net income (loss)                                 241            (419)           334          (1,236)

Charge for beneficial conversion
  feature of series B preferred stock               -               -         (4,570)              -

Accretion of redemption value of
  series A redeemable convertible
  preferred stock                                 (87)           (107)          (252)           (214)
                                      ----------------  -------------- -------------- ---------------
Net income (loss) applicable to
  common stock                                $   154         $  (526)       $(4,488)        $(1,450)
                                      ================  ============== ============== ===============

Net income (loss) per share of
  common stock - Basic and diluted            $  0.02         $ (1.69)       $ (1.13)        $ (4.66)
                                      ================  ============== ============== ===============

        See accompanying Notes to Condensed Consolidated Financial Statements

                                 NOGATECH, INC.
                       CONDENSED CONSOLIDATED STATEMENTS
                       OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                  NOTE
                                                                    ADDITIONAL  RECEIVABLE
                                                   COMMON STOCK      PAID-IN      FROM A      DEFERRED    ACCUMULATED
                                                 NUMBER    AMOUNT    CAPITAL   STOCKHOLDER  COMPENSATION    DEFICIT       TOTAL
                                             ----------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2000

Balance at April 1, 2000                         728,040      $1     $11,024                  $(343)     $(15,237)     $(4,555)

Issuance of common stock in connection
  with stock options and warrants exercised    1,573,321       2       1,946                                             1,948

Amortization of deferred compensation
  related to stock option grants                                                                150                        150

Accretion to redemption value of series A
  redeemable convertible preferred stock                                                                      (87)         (87)

Issuance of common stock in IPO, net of
  issuance costs                               3,500,000       4      37,263                                            37,267

Conversion of series A and B redeemable
  convertible preferred stock into
  common stock                                 9,293,310       9      13,486                                            13,495

Net income                                                                                                    241          241
                                             ----------------------------------------------------------------------------------

Balance at June 30, 2000                      15,094,671     $16     $63,719                  $(193)     $(15,083)     $48,459
                                             ==================================================================================


THREE MONTHS ENDED JUNE 30, 1999

Balance at April 1, 1999                         310,995     $ 1     $ 5,882      $(57)       $(243)    $ (9,996)      $(4,413)

Amortization of deferred compensation
  related to stock option grants                                                                 28                         28

Accretion to redemption value of series A
  redeemable convertible preferred stock                                                                     (107)        (107)

Net loss                                                                                                     (419)        (419)
                                             ----------------------------------------------------------------------------------

Balance at June 30, 1999                         310,995     $ 1     $ 5,882      $(57)       $(215)     $(10,522)     $(4,911)
                                             ==================================================================================

          See accompanying Notes to Condensed Consolidated Financial Statements

                                 NOGATECH, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                       OF CHANGES IN STOCKHOLDERS' EQUITY
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                  NOTE
                                                                    ADDITIONAL  RECEIVABLE
                                                   COMMON STOCK      PAID-IN      FROM A      DEFERRED    ACCUMULATED
                                                 NUMBER    AMOUNT    CAPITAL   STOCKHOLDER  COMPENSATION    DEFICIT       TOTAL
                                             ----------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2000
Balance at January 1, 2000 (audited)              419,370    $1      $6,157      $(57)        $(392)       $(10,595)    $(4,886)

Issuance of common stock in connection
  with stock options and warrants exercised     1,881,991     2       2,550                                               2,552

Deferred compensation related to employee
  stock option grants                                                    35                     (35)                        -

Deferred compensation related to employee
  stock option forfeited                                                (40)                     40                         -

Repayment of note receivable from a
  stockholder                                                                      57                                        57

Amortization of deferred compensation
  related to stock option grants                                                                194                         194

Accretion to redemption value of series A
  redeemable convertible preferred stock                                                                       (252)       (252)

Beneficial conversion feature - relating to
  series B convertible preferred stock                                4,570                                  (4,570)        -

Issuance costs related to series B redeemable
  convertible preferred stock issued                                   (302)                                               (302)

Issuance of common stock in IPO, net of
  issuance cost                                  3,500,000    4      37,263                                              37,267

Conversion of series A and B redeemable
  convertible preferred stock into common stock  9,293,310    9      13,486                                              13,495

Net income                                                                                                      334         334
                                             ----------------------------------------------------------------------------------

Balance at June 30, 2000 (unaudited)            15,094,671  $16     $63,719        -          $(193)       $(15,083)    $48,459
                                             ==================================================================================
SIX MONTHS ENDED JUNE 30, 1999

Balance at January 1, 1999 (audited)               310,995   $1      $5,882       (57)         (271)       $ (9,072)    $(3,517)

Amortization of deferred compensation
  related to stock option grants                                                                 56                          56

Accretion to redemption value of Series A
  redeemable convertible preferred stock                                                                       (214)       (214)

Net loss                                                                                                     (1,236)     (1,236)
                                             ----------------------------------------------------------------------------------
Balance at June 30, 1999 (unaudited)               310,995   $1      $5,882      $(57)        $(215)       $(10,522)    $(4,911)
                                             ==================================================================================

       See accompanying Notes to Condensed Consolidated Financial Statements

                                 NOGATECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                          SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                      2000                 1999
                                                                                      ----                 ----
         CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income (loss)                                                            $ 334              $(1,236)
         Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Employee rights upon retirement                                                 64                   46
         Depreciation and amortization                                                   76                   54
         Compensation relating to stock options                                         194                   56
         Changes in operating asset and liability items:
         (Increase) in accounts receivable:
         Trade                                                                       (1,113)                (408)
         Other                                                                          (59)                 (93)
         Decrease (increase) in inventories                                             304                 (367)
         Increase (decrease) in accounts payable:
         Trade                                                                         (274)                 944
         Other                                                                           92                  (51)
                                                                                ------------------    ----------------
         Net cash used in operating activities                                         (382)              (1,055)

         CASH FLOWS USED IN INVESTING ACTIVITIES:

         Purchases of fixed assets                                                     (146)                (136)

         CASH FLOWS FROM FINANCING ACTIVITIES:

         Issuance of common stock in IPO, net of issuance costs of
             $4,733                                                                  37,267
         Repayment of note receivable from a stockholder                                 57
         Issuance of series B redeemable convertible preferred stock,
             net of issuance costs of $302                                            4,698
         Issuance of common stock in connection with stock options and
             warrants exercised                                                       2,552
         Receipt of short-term credit                                                                         74
                                                                                ------------------    ----------------
         Net cash provided by financing activities                                   44,574                   74

         Increase (decrease) in cash and cash equivalents                            44,046               (1,117)

         Balance of cash and cash equivalents at
             beginning of period                                                      2,475                3,791
                                                                                ------------------    ----------------
         Balance of cash and cash equivalents at
             end of period                                                          $46,521               $2,674
                                                                                ==================    ================

          See accompanying Notes to Condensed Consolidated Financial Statements

                                  NOGATECH, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Nogatech, Inc. (the "Company" or "Nogatech") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - INVENTORIES

Inventories are recorded at the lower of cost or market value. Cost is determined using a "first-in, first out" basis method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following (in thousands of U.S. dollars):

                                    JUNE 30,                    DECEMBER 31,
                                     2000                           1999
                                     ----                           ----
Finished goods                       1,070                          1,266
Raw materials                          735                            843
                                     -----                          -----
                                     1,805                          2,109
                                     =====                          =====

NOTE C - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. For the same period, diluted net income (loss) per share of common stock further includes the effect of dilutive stock options outstanding during the year, all in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128"). The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands of U.S. dollars, except per share amounts):

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                             --------                     --------
                                                        2000           1999          2000          1999
                                                        ----           ----          ----          ----
NUMERATOR:
Net income (loss) applicable to common stock-
    numerator for basic net income (loss) per share
    of common stock                                     154            (526)        (4,488)       (1,450)
Deemed dividend for beneficial conversion feature
    of preferred stock                                    -               -          4,570             -
Accretion of redemption value of series A
    redeemable convertible preferred stock               87             107            252           214
                                                        ---            -----         ------       -------
Numerator for diluted net income (loss) per share
    of common stock                                     241            (419)           334        (1,236)
                                                        ===            =====         ======       =======

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                             --------                     --------
                                                        2000           1999          2000          1999
                                                        ----           ----          ----          ----
DENOMINATOR:
Denominator for basic net income (loss) per share
    of common stock - weighted average number of
    shares of common stock                            7,378,329        310,995     3,974,443       310,995

Incremental shares from assumed conversions:
Series A and B redeemable convertible
    preferred stock                                   4,799,842      8,609,783     6,989,615     8,609,783
Stock options                                         1,883,137        807,936     2,149,072       792,482
                                                     ----------     ----------    ----------    ----------
Denominator for diluted net income (loss) per
    share of common stock - adjusted weighted
    average number of shares                         14,061,308      9,728,714    13,113,130     9,713,260
                                                     ==========     ==========    ==========    ==========

NOTE D - CONTINGENCIES

We are involved in certain claims arising in the normal course of business. We are unable to foresee the extent to which these matters will be pursued by the claimants or predict with certainty the eventual outcome. However, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flow.

By letter dated June 27, 2000, the Company received a demand from a former customer of the Company for the return of $392,400 as an avoidable preference pursuant to 11 U.S.C. Section 547 of the United States Bankruptcy Code. The law firm of Kornfield, Paul, Bupp and Nyburg of Oakland, California is reviewing this matter for the Company. The Company believes it has received this amount in the normal course of business and without any preference and accordingly has not set aside any reserve for this matter at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS AFFECTING FUTURE RESULTS" AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

RESULTS OF OPERATIONS

SALES. Our sales increased approximately 56%, from $2.0 million in the second quarter of 1999 to $3.0 million in the second quarter of 2000. This increase primarily reflects the increase in unit sales of our NT1003 chip, on both a stand-alone basis and as incorporated in our video devices.

COST OF SALES. Our cost of sales consists of component costs, warranty costs, royalties and overhead related to manufacturing our products. Cost of sales increased from $1.2 million in the second quarter of 1999 to $1.7 million in the second quarter of 2000. This increase was primarily due to increased shipments of our products. Gross margins were 43% in the second quarter of 2000 and 40% in the second quarter of 1999. The increase was primarily due to our higher margin video compression chip business and to our technology development related business this quarter.

RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses consist of personnel, equipment, software tools and supplies for our research and development activities. Substantially all of our research and development activities occur in our facility in Israel. These expenses are charged to operations as incurred. Our research and development expenses increased from $520,000 in the second quarter of 1999 to $637,000 in the second quarter of 2000. The increase was primarily due to increased levels of research and development activities and related cost of personnel.

Research and development expenses as a percentage of sales were 21% for the second quarter of 2000 and 27% for the second quarter of 1999. The decrease as a percentage of sales was due to a substantial increase in sales in the second quarter of 2000 compared to the second quarter of 1999. We believe that significant investment in research and development is essential to our future success. We plan to increase our research and development activities, including recruiting and hiring additional personnel, and we expect to incur non-recurring engineering expenses associated with the manufacture of our next generation chips, which will result in increased expenses in absolute dollars.

SALES AND MARKETING EXPENSES. Our sales and marketing expenses consist of salaries and related costs of sales and marketing, employees, consulting fees, and expenses for travel and promotional activities. Sales and marketing expenses decreased from $511,000 in the second quarter of 1999 to $375,000 in the second quarter of 2000. The decrease was attributable to our transition to an OEM business in the second quarter of 2000. Sales and marketing expenses as a percentage of sales decreased from 26% in the second quarter of 1999 to 12% in the second quarter of 2000. The decrease as a percentage of sales was also due to the transition into the OEM business, which involves lower advertising expenses and fewer sales people, as well as the substantial increase in sales in the second quarter of 2000 compared to the second quarter of 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources, investor relations, director and officer insurance and legal expenses. General and administrative expenses increased from $183,000 in the second quarter of 1999 to $386,000 in the second quarter of 2000. The increase was primarily due to expenses related to our operations as a public company and amortization of deferred compensation related to stock options. General and administrative expenses as a percentage of sales increased from 9% in the second quarter of 1999 to 13% in the second quarter of 2000. The increase as a percentage of sales was due to expenses related to our operations as a public company and amortization of deferred compensation related to stock options.

OTHER INCOME. Other income consists of interest earned on cash and cash equivalents. Net interest income was $9,000 in the second quarter of 1999 and $342,000 in the second quarter of 2000. The increase was mainly due to interest earned on the net proceeds of approximately $37.5 million raised in our May 2000 initial public offering.

INCOME TAXES. As of June 30, 2000, we had approximately $2.1 million (unaudited) of Israeli net operating loss carryforwards, approximately $4.8 million (unaudited) of U.S. federal tax net operating loss carryforwards and approximately $1.3 million (unaudited) of state net operating loss carryforwards. The Israeli net operating loss carryforwards have no expiration date. The U.S. net operating loss carryforwards expire in various amounts between the years 2004 and 2019.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the period of six months ended June 30, 2000, we incurred a loss of $382,000 in cash and cash equivalents from our operating activities as compared to a loss of $1.0 million in the six month period ended June 30, 1999. This decrease is mainly due to a profit of $334,000 for the six month period ended June 30, 2000, compared to a loss of $1.2 million for the six month period ended June 30, 1999.

INVESTING ACTIVITIES. We invest excess cash in short-term cash deposits of varying maturity, depending on our projected cash needs. Our capital equipment purchases in the six months ended June 30, 2000, consisting primarily of research and development software and computers, totaled $146,000.

FINANCING ACTIVITIES. On May 23, 2000, we closed our initial public offering of
3.5 million shares. Net proceeds from the sale of the shares were approximately $37.5 million. On January 15, 2000, we closed a private placement with Nomura International plc. Net proceeds from this transaction were approximately $4.7 million.

We believe that our current cash and cash equivalents will be sufficient to meet our cash requirements through at least the next twelve months. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. There can be no assurance that we will consummate any such transactions.

FACTORS AFFECTING FUTURE RESULTS

EFFECTIVE CORPORATE TAX RATE

Our tax rate will reflect a mix of the U.S. federal and state tax on our U.S. income and Israeli tax on non-exempt income. The majority of our Israeli subsidiary's income is derived from our capital investment program with "Approved Enterprise" status under the Israeli Law for the Encouragement of Capital Investments-1959, and therefore is eligible for certain tax benefits. Under these benefits, we will enjoy a tax exemption on income derived during the first four years in which this investment program produces taxable income, provided that our Israeli subsidiary does not distribute this income to us as a dividend, and reduced tax rates of 10% to 15% for the remaining term of the program. All of these tax benefits are subject to various conditions and restrictions. Since we have incurred tax losses through June 30, 2000, we have not yet used tax benefits for which we are eligible.

In May 2000, a special committee appointed by the Israeli Minister of Finance issued a report relating in part to taxes to which we are subject. Although the recommendations set forth in the report have been accepted by the Israeli government, they will not be binding unless and until they are adopted by the Israeli Parliament. Any legislation that may be enacted as a result of this report is not expected to take effect until at least January 1, 2001. In addition, substantial changes, which may be beneficial or adverse to us, may be made to the recommendations set forth in the report before these recommendations are enacted into law. If, however, the recommendations in the report are adopted without further modifications, there would be two primary effects upon the tax laws to which we are subject: (i) the exemption that we enjoy for income on our Israeli subsidiary that is not distributed as a dividend would be revoked, and this undistributed income would initially be taxed at the reduced rate of 10%; and (ii) after the initial period of reduced taxation, the income of our Israeli subsidiary would generally be subject to the standard 25% rate of income tax applicable to Approved Enterprise companies.

YEAR 2000 ISSUES

We are not currently aware of any Year 2000 problems in any of our critical systems and products. However, the success to date of our Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties upon which we rely will not become apparent in the future and interfere with our operations or otherwise harm our business.

OUR SALES WILL BE REDUCED IF WE ARE UNABLE TO KEEP PACE WITH TECHNOLOGICAL CHANGES.

    The emerging video compression and video image processing industry is characterized by:

    - rapidly changing technologies;

    - frequent new product introductions; and

    - rapid changes in customer requirements.

    Video compression and video image processing technologies have reached commercially acceptable levels only in the last several years and continue to experience numerous changes. As a result, we must be able to sell products that incorporate the technological advances in our industry in order to ensure that they remain commercially viable.

    Our future success will depend on our ability to enhance our existing products and to develop and introduce new products and product features. These products and features must be cost-effective and keep pace with technological developments and address the increasingly sophisticated needs of our customers. We may not be successful at these tasks. We may also experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features. In either case, our sales would be reduced.

WE MAY NOT BE ABLE TO TIMELY ADOPT EMERGING INDUSTRY STANDARDS, WHICH MAY MAKE OUR PRODUCTS UNACCEPTABLE TO POTENTIAL CUSTOMERS, DELAY OUR PRODUCT INTRODUCTIONS OR INCREASE OUR COSTS.

    Our products must comply with a number of current industry standards and practices established by various international bodies. Our failure to comply with evolving standards, including video compression and computer interface standards, will limit acceptance of our products by market participants. In particular, the MPEG-4 standard is becoming the primary standard for PC applications requiring video compression, but we have not yet completed our development of any products that are based upon MPEG-4. Although we expect to introduce products based upon MPEG-4 during the second half of 2001, we may not succeed in doing so either within that time frame, or at all. If new standards are adopted in our industry, we may be required to adopt those standards in our products. It may take us a significant amount of time to develop and design products incorporating these new standards, and we may not succeed in doing so. We may also become dependent upon products developed by third parties and have to pay royalty fees, which may be substantial, to the developers of the technology that constitutes the newly adopted standards.

IF WE DO NOT DEVELOP NEW PRODUCTS OR NEW PRODUCT FEATURES IN RESPONSE TO CUSTOMER REQUIREMENTS OR IN A TIMELY WAY, CUSTOMERS MAY NOT BUY OUR PRODUCTS.

Our customers' products tend to have short life cycles, which require both them and us to design and introduce new products within a relatively limited period of time. We must, therefore, coordinate our sales cycle with the sales and development cycles of our customers. If we experience development, design or manufacturing difficulties that delay or prevent our timely introduction or marketing of a new chip, we would miss the opportunity to have the chip incorporated into a customer's new product, which would cause us to lose sales.

WE RELY UPON OUR SALES OF A SMALL NUMBER OF PRODUCTS, AND THE FAILURE OF ANY ONE OF OUR PRODUCTS TO BE SUCCESSFUL IN THE MARKET COULD SUBSTANTIALLY REDUCE OUR SALES.

    We currently rely upon sales from two products, our NT1003 and NT1004 chips, to generate most of our sales. Sales of these products amounted to 41% of our sales in 1999, and 54% of our sales in the six months ended June 30, 2000. We are developing additional chips, but there can be no assurance that we will be successful in doing so. Consequently, if our existing products are not successful, our sales could decline substantially, which would adversely affect our financial performance, and could cause us to incur significant losses.

THE LOSS OF ANY OF OUR LARGE CUSTOMERS, OR THE FAILURE OF ONE OF THESE CUSTOMERS TO SELL A SUBSTANTIAL AMOUNT OF ITS PRODUCTS INCORPORATING OUR CHIPS, COULD SUBSTANTIALLY REDUCE OUR SALES.

    Historically, a substantial portion of our sales has come from purchases by a few large customers. We expect this trend to continue. For example, our top three customers accounted for approximately 51% of our sales in 1999, and 53% of our sales in the six months ended June 30, 2000. Accordingly, our future operating results depend on the ability of our largest customers to sell products incorporating our chips and on our success in selling large quantities of our products to them. We have not entered into long-term agreements with any of our customers, nor have we obtained their commitment to purchase any specific quantities of our products. Our customers may cancel or reschedule orders on short notice or may discontinue using our products at any time. If we lose a large customer and fail to add new customers to replace lost sales, our operating results may not recover.

    The concentration of our sales with a few customers makes us particularly dependent on commercial factors affecting those customers. For example, if demand for their products decreases, or if they identify alternative sources for our chips, they may stop purchasing our products and our operating results will suffer. These customers often have the resources to design and/or manufacture products like ours internally, and if they elect to do so, they may cease to do business with us. Additionally, if our target markets undergo a consolidation, we may lose existing customers or have difficulties in obtaining new ones.

WE RELY ON OTHERS TO MANUFACTURE OUR CHIPS AND THEREFORE HAVE ONLY A LIMITED ABILITY TO CONTROL MANUFACTURING COSTS, CHIP DELIVERY SCHEDULES OR MANUFACTURING QUALITY.

    Our chips are manufactured and tested by subcontractors located in Korea and Japan, each of which provides a single type of chip. An affiliate of Hyundai in Korea manufactures our NT1003 chip, and an affiliate of Fujitsu in Japan manufactures our NT1004 chip. As a result of our reliance on subcontractors, we cannot directly control chip delivery schedules. Recently, chip fabricating subcontractors have not had sufficient capacity to keep up with chip fabrication demand. This has led to longer chip manufacturing cycles and longer lead times on orders. Any problems that occur and persist in connection with the delivery, quality or costs of assembly of our chips could cause us to lose customers or increase the expenses that we incur. Our reliance on subcontractors could lead to product shortages or quality assurance problems. In addition, these manufacturers could significantly increase the prices that they charge us, and we may be unable to obtain alternative sources of supplies. We may need to hold more inventory than is immediately required to compensate for potential component shortages or discontinuation. These factors could lead to an increase in the costs of manufacturing or assembling our chips.

    We are in the process of qualifying additional subcontractors in order to satisfy the demand for our products. However, qualification of new subcontractors will require a significant period of time. Therefore, we may not be able to obtain new subcontractors within a period of time that is sufficient to respond to the needs of our customers.

WE ACCUMULATE INVENTORY TO MINIMIZE THE IMPACT OF SHORTAGES FROM MANUFACTURERS, AND MAY HAVE OBSOLETE INVENTORY THAT WE HAVE TO WRITE OFF AND SUFFER RESULTING LOSSES.

    Managing our inventory is complicated by fluctuations in the demand for our products; however, we must have sufficient quantities of our products available to satisfy our customers' demand. As a result, we generally accumulate inventory for a period of time to minimize the impact of undercapacity at our suppliers' plants. Although we expect to sell the inventory within a short period of time, products may remain in inventory for extended periods of time and may become obsolete because of the passage of time and the introduction of new products. In these situations, we would be required to write off obsolete inventory and would suffer losses accordingly.

OUR INABILITY TO MANAGE EFFECTIVELY OUR RECENT GROWTH, AND OUR EXPECTED CONTINUING INCREASED GROWTH, COULD INCREASE OUR COSTS AND IMPAIR OUR ABILITY TO MAINTAIN OR INCREASE OUR CUSTOMER BASE.

    The growth in our business has placed, and is expected to continue to place, a significant strain on our management and operations. To manage our growth, we must continue to implement and improve our operational, financial and management information systems and expand, train and manage our employees. We may not have made adequate allowances for the costs and risks associated with this expansion, and our systems, procedures or controls may not be adequate to support our operations. Our failure to manage growth effectively could cause us to incur substantial additional costs, lose opportunities to generate sales or impair our ability to maintain our customers.

WE RELY ON A SINGLE DISTRIBUTOR FOR MOST OF OUR SALES IN JAPAN, AND THE LOSS OF THIS DISTRIBUTOR COULD SUBSTANTIALLY REDUCE OUR SALES.

    Our future performance depends on our ability to compete successfully in Japan, where all of our sales to date have been made through a single distributor, Tomen Electronics Corporation. Tomen owns approximately 8.5% of our common stock. We do not have a distribution agreement with Tomen, and Tomen could terminate its relationship with us at any time. In addition, Tomen is free to distribute the products of our competitors as well as our products, and it is not required to maintain any minimum sales levels. The loss of our relationship with Tomen, or any inability or failure by Tomen to sell our products, could substantially reduce our sales. In addition, we may not succeed in attracting new distributors for the Japanese market or in replacing Tomen in the event that we do not continue our relationship.

WE DEPEND ON A LIMITED NUMBER OF KEY PERSONNEL, IN PARTICULAR NATHAN HOD, OUR CHAIRMAN, AND ARIE HEIMAN, OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND THE LOSS OF ANY OF THEIR SERVICES COULD ADVERSELY AFFECT OUR FUTURE GROWTH AND PROFITABILITY AND COULD SUBSTANTIALLY INTERFERE WITH OUR OPERATIONS.

    Because our products are complex and our market is new and evolving, the success of our business depends in large part upon the continuing contributions of our management and technical personnel. The loss of the services of several of our key officers, including Nathan Hod, our Chairman of the Board, and Arie Heiman, our President and Chief Executive Officer, could adversely affect our future growth and profitability and could substantially interfere with our operations. Our dependence upon these officers is increased by the fact that they are responsible for our sales and marketing efforts, as well as our overall operations. We do not have key person life insurance policies covering any of our employees other than Arie Heiman. The insurance coverage that we have on Mr. Heiman is likely to be insufficient to compensate us for any loss of his services.

WE WILL NOT INCREASE OUR SALES OR GROW OUR BUSINESS IF WE ARE UNABLE TO ATTRACT, TRAIN AND RETAIN QUALIFIED ENGINEERS AND SALES AND MARKETING AND TECHNICAL SUPPORT PERSONNEL.

    We will need to hire additional engineers and highly trained technical support personnel in order to succeed. We will need to increase our technical staff to support new customers and the expanding needs of existing customers, as well as our continued research and development operations. We will need to hire additional sales and marketing personnel to target our potential customers. Hiring engineers and sales and marketing and technical support personnel is very competitive in our industry because of the limited number of people available with the necessary skills and understanding of our products. This is particularly true in Israel and California, where the competition for qualified personnel is intense. If we are unable to hire and retain necessary personnel, our business will not develop, we may lose customers and we may incur substantial losses.

IF WE FAIL TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY, IT MAY BE MISAPPROPRIATED BY OTHERS, INVALIDATED OR CHALLENGED, WHICH WOULD MATERIALLY HARM OUR ABILITY TO SELL OUR PRODUCTS.

    Our success and ability to compete depend primarily upon our proprietary technology. We rely on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. Currently, we have three U.S. patents pending that relate to our video technology. However, we have not obtained patent protection for our proprietary algorithms, and the absence of patent protection may increase the risk that those algorithms will be misappropriated.

    We are subject to a number of risks relating to intellectual property rights, including the following:

    - the means by which we seek to protect our proprietary rights may not be adequate to prevent others from misappropriating our technology or from independently developing or selling technology or products with features based on or similar to ours;

    - our products may be sold in foreign countries that provide less protection to intellectual property than is provided under U.S., Japanese or Israeli laws;

    - our intellectual property rights may be challenged, invalidated, violated or circumvented and may not provide us with any competitive advantage; and

    - our patents pending may not be approved or may be only partially approved.

IF OUR PROPRIETARY TECHNOLOGY INFRINGES UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, OUR COSTS COULD INCREASE AND OUR ABILITY TO SELL OUR PRODUCTS COULD BE LIMITED.

    Other companies may hold or obtain patents or may otherwise claim proprietary rights to technology that is necessary to our business. Particular aspects of our technology could be found to violate the intellectual property rights of other parties. The resulting risks include the following:

    - if we violate the intellectual property rights of other parties, we may be required to modify our products or intellectual property or to obtain a license to permit their continued use; and

    - any future litigation to defend us against allegations that we have infringed upon the rights of others could result in substantial costs to us, even if we ultimately prevail.

    There are a number of companies that hold patents for various aspects of the technology incorporated in our industry's standards. We expect that companies seeking to gain competitive advantages will increase their efforts to enforce any patent rights that they may have. The holders of patents from which we have not obtained licenses may take the position that we are required to obtain a license from them. We cannot be certain that we would be able to negotiate any license at an acceptable price. Our inability to do so could substantially increase our operating expenses or require us to seek and obtain alternative sources of technology necessary to produce our products.

WE HAVE ONLY RECORDED NET INCOME DURING THE LAST FOUR QUARTERS, AND MAY NOT BE PROFITABLE IN THE FUTURE.

    As of June 30, 2000, we had an accumulated deficit of $15.1 million. Our sales may not grow or even continue at their current level. Although we have recorded net income for the last four quarters, if our sales do not increase or if our expenses increase at a greater pace than our sales, we will not remain profitable. In addition, we recognized a beneficial conversion charge of $4.6 million in the first three months of 2000 on account of our issuance of Series B preferred stock, which increased our net loss applicable to our common stock in that period, and which will adversely affect our operating results during the fiscal year ending December 31, 2000. Any losses that we incur could be substantial.

WE ARE SUBJECT TO RISKS FROM INTERNATIONAL SALES, INCLUDING THE RISK THAT THE PRICES OF OUR PRODUCTS MAY BECOME LESS COMPETITIVE BECAUSE OF FOREIGN EXCHANGE FLUCTUATIONS.

    Sales to customers located outside the U.S. accounted for a substantial portion of our total sales. We expect that international sales will continue to be significant. International sales are subject to a variety of risks, including risks arising from currency fluctuations, trading restrictions, tariffs, trade barriers and taxes.

    Because most of our sales are denominated in dollars, our products become less price competitive in countries with currencies that are low or are declining in value against the dollar. In addition, our international customers may not continue to place orders denominated in dollars. If they do not, our reported sales and earnings will be subject to foreign exchange fluctuations.

WE MAY EXPERIENCE FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS, WHICH WILL MAKE PREDICTING OUR FUTURE RESULTS DIFFICULT.

    Historically, our quarterly and annual operating results have varied significantly from period to period, and we expect that they will continue to do so. These fluctuations result from a variety of factors, including:

    - market acceptance of our products, including changes in order flow from our largest customers, and our customers' ability to forecast their needs;

    - the timing of new product announcements by us and our competitors, such as chips that are compatible with the MPEG-4 standard;

    -  the lengthy sales cycle of our products;

    - increased competition between chip manufacturers, including changes in pricing by us or our competitors; and

    - delays in deliveries by our limited number of suppliers and subcontractors.

    In addition, we expect that our revenues will be higher in the last two quarters of each fiscal year than in the first two fiscal quarters of each fiscal year, because our customers tend to purchase greater quantities of components such as chips towards the end of each year. Accordingly, any sales or net income in any particular period may be lower than our sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Our failure to meet these expectations will likely cause our share price to decline.

OUR STOCK PRICE MAY BE VOLATILE

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financials results, changes in the general conditions of the highly dynamic industry in which we compete or the national economies in which we do business and other factors could cause the price of our common stock to fluctuate, perhaps substantially.

OUR PRODUCTS COULD CONTAIN DEFECTS, WHICH COULD RESULT IN DELAYS IN RECOGNITION OR LOSS OF SALES, LOSS OF MARKET SHARE OR MARKET ACCEPTANCE, OR CLAIMS AGAINST US.

    We develop complex chips and related software for video compression and video image processing. Despite testing by our subcontractors and our customers, errors may be found in our existing or future products. This could result in, among other things, a delay in recognition or loss of sales, loss of market share, failure to achieve market acceptance or substantial damage to our reputation. We could be subject to material claims by customers, and we may need to incur substantial expenses to correct any product defects. We do not have product liability insurance to protect us against losses caused by defects in our products, and we do not have "errors and omissions" insurance. As a result, any payments that we may need to make to satisfy our customers may be substantial.

FUTURE ACQUISITIONS BY US COULD DIVERT SUBSTANTIAL MANAGEMENT
RESOURCES, GIVE RISE TO UNKNOWN OR UNANTICIPATED LIABILITIES AND LEAD TO ADVERSE MARKET CONSEQUENCES FOR OUR STOCK.

    We may acquire or make substantial investments in other companies or businesses in order to maintain our technological leadership or to obtain other commercial advantages. Identifying and negotiating these transactions may divert substantial management resources. An acquisition could require us to expend substantial cash resources, to incur or assume debt obligations, or to issue additional common or preferred stock. These additional equity securities could dilute existing stockholders, and could have rights that are senior to or greater to our common stock. We have no experience in making acquisitions and we may not be successful in executing an acquisition transaction or integrating an acquired entity into our operations. An acquisition could involve significant one-time non-cash write offs, or could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. Acquisitions outside our current business may be viewed by market analysts as a diversion of our focus. For these and other reasons, the market for our stock may react negatively to the announcement of any acquisition. An acquisition will continue to require attention from our management to integrate the acquired entity into our operations, may require us to develop expertise in fields outside our current area of focus, and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

IF VIDEO COMPRESSION TECHNOLOGY OR OUR IMPLEMENTATION OF THIS TECHNOLOGY IS NOT ACCEPTED, WE WILL NOT BE ABLE TO SUSTAIN OR EXPAND OUR BUSINESS.

    Our future success depends on the growing use and acceptance of video applications for PCs, including the growth of video on the Internet. The market for these applications is new and is still evolving, and may not develop to the extent necessary to enable us to expand our business. We have recently invested and expect to continue to invest significant time and resources in the development of new products for this market. Our dependence on sales of chips and lack of product diversification exposes us to a substantial risk of loss in the event that the video compression market does not develop or if a competing technology replaces our chips. If the target market for our products does not grow, we may not obtain any benefits from these investments.

WE ARE HEAVILY DEPENDENT ON THE U.S. AND ASIAN MARKETS FOR SALES OF OUR PRODUCTS, AND ADVERSE CHANGES IN THESE MARKETPLACES COULD REDUCE OUR SALES.

    Our future performance will be dependent, in large part, on our ability to continue to compete successfully in the U.S. and Asian markets, particularly Japan and Taiwan, where a large portion of our current and potential customers are located. Our ability to compete in these markets will depend on several factors, including:

    - the state of trade relations among Japan, Taiwan, Israel and the United States;

    - the imposition of tariffs by the U.S., Taiwan or Japan on products of the type that we develop;

    - adverse changes in the political, economic or regulatory environments of Taiwan, Japan or the U.S.;

    -  adverse changes in the relationships between major Asian countries;

    - our ability to develop video compression products that meet the technical requirements of Japanese, Taiwanese and American customers;

    - our ability to maintain satisfactory relationships with our Japanese, Taiwanese and American customers and distributors; and

    - our ability to enforce our agreements and other rights in Japan or Taiwan.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE, AND MANY OF OUR COMPETITORS HAVE MUCH GREATER RESOURCES THAN WE DO, WHICH MAY MAKE IT DIFFICULT FOR US TO REMAIN PROFITABLE.

    Competition in our industry is intense, and we expect competition to increase. Competition could force us to charge lower prices for our products, reduce demand for our products and reduce our ability to recover development and manufacturing costs.

Some of our competitors:

    -  have greater financial, personnel and other resources than we have;

    -  offer a broader range of products and services than we offer;

    - may be able to respond faster to new or emerging technologies or changes in customer requirements than we can;

    -  may have a more substantial distribution network than we do;

    -  benefit from greater purchasing economies than we do;

    -  offer more aggressive pricing than we offer; and

    -  devote greater resources to the promotion of their products than we do.

We will not be able to compete effectively if we are not able to develop and implement appropriate strategies to address these factors.

INTERNAL DEVELOPMENT EFFORTS BY OUR CUSTOMERS AND NEW ENTRANTS TO THE MARKET MAY INCREASE COMPETITION, AND MAKE IT MORE DIFFICULT FOR US TO INCREASE OUR PROFITABILITY.

    In the future, some of our customers may internally develop products that will replace the products that we currently sell to them. In addition, some leading companies, with substantially greater resources than we have, may attempt to enter our market. The recent substantial growth in the market for video compression and related technologies is attracting large entrants. We believe that some large companies may have already begun to develop internally the technology that we provide. Furthermore, alliances between semiconductor companies and companies providing software to them could increase our competition. These factors could make it more difficult for us to increase our profitability.

WE HAVE EXPERIENCED, AND EXPECT TO CONTINUE TO EXPERIENCE, INTENSE
DOWNWARD PRICING PRESSURE ON OUR PRODUCTS, WHICH COULD SUBSTANTIALLY IMPAIR OUR OPERATING PERFORMANCE.

    We are experiencing, and are likely to continue to experience, downward pricing pressure on our chips. As a result, we have experienced, and expect to continue to experience, declining average sales prices for our products. Increases in the number of units that we are able to sell or reductions in per unit costs may not be sufficient to offset reductions in per unit sales prices, in which case our net income could be reduced or we could incur losses. Since we must typically negotiate supply arrangements far in advance of delivery dates, we may need to commit to price reductions for our products before we are aware of how, or if, these cost reductions can be obtained. As a result, any current or future price reduction commitments and any inability of our company to respond to increased price competition could result in substantially reduced revenues and significant losses.

OUR PRODUCTS GENERALLY HAVE LONG SALES CYCLES AND IMPLEMENTATION
PERIODS, WHICH INCREASE OUR COSTS IN OBTAINING ORDERS AND REDUCES THE PREDICTABILITY OF OUR EARNINGS, AND WE MAY NOT BE ABLE TO RECOUP COSTS FOR PROPOSALS THAT ARE NOT ACCEPTED.

    Our products are technologically complex and are typically designed into applications and products that may be critical to the business of our customers. Prospective customers generally must make a significant commitment of resources to test and evaluate our chips and to integrate them into their products. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new computer accessories. For these and other reasons, the sales cycles of our products to new customers are often lengthy, recently averaging approximately six to nine months.

    Long sales cycles are also subject to a number of significant risks over which we have little or no control. These risks include our customers' budgetary constraints, internal acceptance reviews and cancellations. In addition, orders expected in one quarter could shift to another because of the timing of our customers' procurement decisions. This complicates our planning process and reduces the predictability of our financial results. We could incur costs that might not be recouped if we respond to a request for proposals from a potential customer who does not purchase our chips.

WE MAY NEED ADDITIONAL FINANCING, AND MAY NOT BE ABLE TO RAISE ADDITIONAL FINANCING ON FAVORABLE TERMS OR AT ALL, WHICH COULD LIMIT OUR ABILITY TO GROW AND INCREASE OUR COSTS.

    We anticipate that we may need to raise additional capital in the future to continue our longer term expansion plans, to respond to competitive pressures or to respond to unanticipated requirements. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. Our failure to obtain additional financing or our inability to obtain financing on acceptable terms could require us to limit our plans for expansion, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute existing stockholders or discontinue a portion of our operations.

BECAUSE OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER MOST MATTERS SUBMITTED TO A VOTE OF THE
STOCKHOLDERS, STOCKHOLDERS' ABILITY TO CONTROL OUR MANAGEMENT IS LIMITED, AND ANY PREMIUM OVER MARKET PRICE THAT AN ACQUIROR MIGHT OTHERWISE PAY MAY BE REDUCED AND ANY MERGER OR TAKEOVER MAY BE DELAYED.

    Our officers, directors and principal stockholders beneficially own 76.2% of our common stock. As a result, these stockholders, acting together, have the power to control the outcome of most matters submitted to a vote of stockholders, including the election of members of our board, and the approval of significant corporate transactions. This concentration of ownership may also impede a merger, consolidation, takeover or other business consolidation involving us, or discourage a potential acquiror from making a tender offer for our shares. This concentration of our ownership could also negatively affect our stock's market price or decrease any premium over market price that an acquiror might otherwise pay.

THE EFFECTS OF ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DISCOURAGE, DELAY OR PREVENT AN ACQUISITION OF US THAT A STOCKHOLDER MAY CONSIDER FAVORABLE.

    Several provisions of our certificate of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in control of our company even if that change in control would be beneficial to our stockholders. For example, only one-third of our board of directors will be elected at each of our annual meetings of stockholders, which will make it more difficult for a potential acquirer to change the management of our company, even after acquiring a majority of the shares of our common stock. These provisions, which cannot be amended without the approval of two-thirds of our stockholders, could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of our common stock. In addition, our board of directors, without further stockholder approval, may issue preferred stock, with such terms as the board of directors may determine, that could have the effect of delaying or preventing a change in control of our company. The issuance of preferred stock could also adversely affect the voting powers of the holders of common stock, including the loss of voting control to others. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of our company or could impede a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

POLITICAL OR ECONOMIC INSTABILITY OR MILITARY HOSTILITIES IN ISRAEL COULD RESULT IN A LOSS OF SALES OR THE DISRUPTION OF OUR OPERATIONS.

    The offices of our principal operating subsidiary are located in Israel. This facility is the location of, among other things, our research and development efforts. As a result, political, economic and military conditions in Israel directly affect our operations. Accordingly, any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could result in a loss of sales or the disruption of our operations. Despite the progress towards peace among Israel, neighboring countries and the Palestinians, the future of these peace efforts is uncertain. A number of countries continue to restrict or ban business with Israel or Israeli companies. Restrictive laws or policies directed towards Israel or Israeli businesses could impair our ability to increase our international sales. Additionally, some of our officers and employees in Israel are obligated to perform up to 39 days of military reserve duty annually. The absence of these employees for significant periods during the workweek may cause us to operate inefficiently during these periods.

CURRENCY FLUCTUATIONS AND THE RATE OF INFLATION IN ISRAEL MAY INCREASE
OUR EXPOSURE TO VOLATILITY IN INTERNATIONAL MARKETS AND NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE.

    Most of our sales are in dollars or linked to dollars, and a portion of our expenses are incurred in New Israeli Shekels (NIS). As a result, we bear the risk that the rate of inflation in Israel will differ from the rate of devaluation of the NIS in relation to the dollar. We may incur losses in the future if the rate of inflation in Israel exceeds the devaluation of the NIS against the dollar or if the timing of a devaluation lags behind increases in inflation in Israel.

    To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the dollar against the NIS. These measures may not adequately protect us against these risks.

THE GOVERNMENT PROGRAMS AND TAX BENEFITS THAT WE CURRENTLY PARTICIPATE IN OR RECEIVE REQUIRE US TO MEET SEVERAL CONDITIONS AND MAY BE TERMINATED OR REDUCED IN THE FUTURE, WHICH WOULD INCREASE OUR COSTS.

    We benefit from a variety of government programs and tax benefits, particularly as a result of exemptions and reductions resulting from the "Approved Enterprise" status of our existing facility in Israel. To be eligible for these programs and tax benefits, we must continue to meet specific conditions, including making specified investments in fixed assets and financing a percentage of investments with share capital. If we fail to meet these conditions in the future, the tax benefits would be canceled and we could be required to refund the tax benefits to which we are entitled. Israeli governmental authorities have indicated that these programs and tax benefits may not be continued in the future at their current levels or at any level. For example, the Israeli Ministry of Finance issued a report in May 2000 recommending legislation that would substantially reduce the tax benefits that are currently enjoyed by our Israeli subsidiary. The termination or reduction of these programs and tax benefits could increase our expenses substantially.

    Prior to 1995, we obtained royalty-bearing grants from the Office of the Chief Scientist in Israel's Ministry of Industry and Trade to fund a portion of our research and development. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed under these grants to any person without the prior written consent of the Chief Scientist. We may apply for such grants for the development of new products in the future.

IT MAY BE DIFFICULT TO ENFORCE A U.S. JUDGMENT AGAINST US, OUR OFFICERS AND DIRECTORS AND SOME OF THE EXPERTS NAMED IN THIS PROSPECTUS, OR TO ASSERT U.S. SECURITIES LAWS CLAIMS IN ISRAEL.

    Substantially all of our executive officers and directors and some of the experts named in this prospectus are nonresidents of the U.S., and a substantial portion of our assets and the assets of these persons are located outside the U.S. Therefore, it may be difficult to enforce a judgment obtained in the U.S. against us or any of those persons or to effect service of process on them outside the U.S. Additionally, it may be difficult to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Israel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and some foreign currency fluctuations. The Company has established policies and procedures to manage its exposure to such fluctuations.

FOREIGN CURRENCY RATE RISK

Substantially all of our sales and a major part of our expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gain and losses to date, and do not expect to incur significant gains and losses in 2000. We did not engage in foreign currency hedging activities during the three months ended June 30, 2000.

INTEREST RATE RISK

Substantially all of our cash and cash equivalents consist of short-term deposits and therefore are not subject to significant interest rate risk.

Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency fluctuations on the value of certain of the Company's investments and accounts, the indirect effects of such fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. For example, international demand for our products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of our customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S., foreign and global economies, which could materially adversely affect the Company.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On May 23, 2000, we completed an initial public offering of shares of our common stock, $0.001 par value. The managing underwriters in the offering were WR Hambrecht & Co., ING Barings and DLJdirect Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-32372). The Securities and Exchange Commission declared the Registration Statement effective on May 17, 2000.

         The offering was commenced on May 17, 2000 and terminated on May 25, 2000, after we had sold 3,500,000 shares of common stock registered under the Registration Statement. The initial public offering price was $12.00 per share for an aggregate initial public offering of $42 million. After deducting underwriting discounts and commissions of $2,730,000, and the estimated offering expenses, the net proceeds to us from the offering were approximately $37.5 million.

         The Registration Statement was declared effective after March 31, 2000, and we financed our operations through March 31, 2000, from cash available prior to the initial public offering. Our temporary investments of the net proceeds to us from the offering have been in cash, cash equivalents and investment grade short-term interest bearing securities.


ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

         A current member of the Company's Board of Directors, Mr. Davidi Gilo, has submitted his resignation as a Class III director of the Company effective August 14, 2000.

ITEM 6.           (a) EXHIBITS.

27.1      Financial Data Schedules

                  (b) REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  August 14, 2000                     NOGATECH, INC.
     ------------------
                                          /s/ Arie Heiman
                                          -------------------
                                          Arie Heiman
                                          President and Chief Executive Officer

                                          /s/ Yaron Garmazi
                                          -------------------
                                          Yaron Garmazi
                                          Chief Financial Officer